Form 10-K
period 1996-12-31
FIRST UNION NATIONAL BANK OF GEORGIA \; FIRST UNION MASTER CREDIT CARD TRUST
filed 1997-03-27
CIK 1002711, 1021388

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                        Commission File Number 33-98546

                       First Union National Bank of Georgia
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             on Behalf of the First Union Master Credit Card Trust

            United States                                    58-1051808
--------------------------------------            ----------------------------

(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION)                                    IDENTIFICATION)

            999 Peachtree Street
              Atlanta, Georgia                                        30309
     -------------------------------------                         ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (404) 827-7350

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                              Name of each exchange on which registered
-------------------                              -----------------------------------------
                                                 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        Class A Series 1996-1 Floating Rate Asset Backed Certificates
        Class B Series 1996-1 Floating Rate Asset Backed Certificates
        Class A Series 1996-2 Floating Rate Asset Backed Certificates
        Class B Series 1996-2 Floating Rate Asset Backed Certificates
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X       No
                                             -----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

                                     PART I

Items 1. Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a vote of Security-Holders.

         Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders
         Matters.

         The certificates representing investors' interests in the First Union Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

         To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

                          Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.


                          Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) the Certificates of each Class of Series representing investors' interests in the First Union Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the First Union Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, the following direct DTC participants held positions in the Certificates representing interests in the First Union Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:

SERIES 1996-1
                                        Participant                        Quantity          Percentage
                                        -----------                        --------          ----------

   Class A

                    Bankers Trust Company                                  $58,000,000               6%
                    Bear Stearns Securities Corp.                          $328,000,000             36%
                    Chase Manhattan Bank                                   $129,000,000             14%
                    Northern Trust Company                                 $62,500,000               7%
                    Provident Bank                                         $50,000,000               5%
                    Swiss American Securities, Inc.                        $100,000,000             11%
                    Swiss Bank Corporation, New                            $50,000,000               5%
                      York Branch



   Class B

                    Swiss American Securities, Inc.                        $75,273,000             100%

SERIES 1996-2
                                     Participant                    Quantity        Percentage
                                     -----------                    --------        ----------
   Class A

                   Bankers Trust Company                            $64,000,000            21%
                   BHF Securities Corporation                       $15,000,000             5%
                   Boston Safe Deposit and                          $45,000,000            15%
                     Trust Co.
                   Chase Manhattan Bank                             $80,500,000            27%
                   Chase Manhattan Bank Trust                       $15,000,000             5%
                     Co. of Califorina
                   Northern Trust Company                           $26,250,000             9%



   Class B

                   Chase Manhattan Bank                             $24,546,000           100%

         The address of each above participant is:

                          c/o     The Depository Trust Company
                                  55 Water Street
                                  New York, New York  10041

         (b) Not Applicable.

         (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.

                                  Not Applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this report.

         1.       Not Applicable

         2.       Not Applicable

      3. Exhibits.

         99.1     Annual Servicer's Certificate dated March 24, 1997.

         (b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1996:

         1.       Form 8-K, dated September 16, 1996 filed October 3, 1996.
                  (Item 5)

         2.       Form 8-K, dated October 15, 1996 filed on October 30, 1996.
                  (Item 5)

         (c) See Item 14(a)(3) above

         (d) Not Applicable

         3.       Form 8-K, dated November 15, 1996 filed on November 27, 1996.
                  (Item 5)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               FIRST UNION NATIONAL BANK OF GEORGIA,
                                 as Servicer on Behalf of the
                                 First Union Master Credit Card Trust.



                               By:  /s/ James H. Gilbraith II
                                  ---------------------------
                                  Name: James H. Gilbraith II
                                  Title: Managing Director
                                         Securitization & Structured
                                         Finance